Form 10-K
period 2002-12-31
BCTC IV ASSIGNOR CORP
filed 2003-08-25
CIK 1003815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-104061-01

BCTC IV ASSIGNOR CORP.
(Exact name of registrant as specified in its charter)

Delaware	04-3208532
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.

YES		NO	X
	-------		-------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document

Parts I, III	Form 10-K of Boston Capital Tax Credit Fund IV LP dated March 31, 2003, as supplemented

BCTC IV ASSUGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Assignor Limited Partner's
Interests and Related Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers of the Assignor Limited Partner
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners
and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures

PART IV
Item 15.	Exhibits, Financial Statement Schedules,
and Reports on Form 8-K

Signatures

PART I

Item 1. Business

Organization

BCTC IV Assignor Corp, a Delaware corporation (the "Assignor Limited Partner") was formed for the sole purpose of serving as an assignor for Boston Capital Tax Credit Fund IV L.P. (the "Fund") and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund. The Assignor Limited Partner is wholly-owned by John P. Manning.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BAC's for sale to the public became effective. As of March 31, 2003, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 44 for 75,662,578 BAC's representing capital contributions of $756,292,680.

The Offering, including information regarding the issuance of BACs in series, is described on pages 144 to 149 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business

The Assignor Limited Partner's sole purpose is to act as a conduit through which all of the economic and tax benefits of an investment in the Fund are passed along to the investor BAC Holders. The Assignor Limited Partner does not charge any fees for its services and has no income.

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2003 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 20 Operating Partnerships on behalf of Series 41, 17 Operating Partnerships on behalf of Series 42, 16 Operating Partnerships on behalf of Series 43 and 4 Operating Partnerships on behalf of Series 44. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)

provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

(3)	provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Fund's investment in certain Non-Profit Operating Partnerships) from Capital Transaction proceeds. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Fund are described more fully on pages 49 to 61 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

Employees

The Assignor Limited Partner does not have any employees and does not perform any services.

Item 2. Properties

The Assignor Limited Partner has no properties.

PART II
Item	5.	Market for the Fund's Interests and Related Fund Matters

	(a)	Market Information

The Assignor Limited Partner is a corporation with 1000 shares of common stock, all of which are owned by John Manning. There will not be any established public trading market for the shares as they have not been registered under the Securities Act of 1933

	(b)	Approximate number of security holders
As of March 31, 2003, the Assignor Limited Partner has 40,176 BAC holders for an aggregate of 75,662,578 BACs.

The BACs were issued in series. Series 20 consists of 2,355
investors holding 3,866,700 BACs, Series 21 consists of 1,180 investors holding 1,892,700 BACs, Series 22 consists of 1,662 investors holding 2,564,400 BACs, Series 23 consists of 2,104 investors holding 3,336,727 BACs, Series 24 consists of 1,304 investors holding 2,169,878 BACs, Series 25 consists of 1,808 investors holding 3,026,109 BACs, Series 26 consists of 2,334 investors holding 3,995,900 BACs, Series 27 consists of 1,363 investors holding 2,460,700 BACs, Series 28 consists of 2,092 investors holding 4,000,738 BACs, Series 29 consists of 2,341 investors holding 3,991,800 BACs, Series 30 consists of 1,413 investors holding 2,651,000 BACs, Series 31 consists of 2,176 investors holding 4,417,857 BACs, Series 32 consists of 2,418 investors holding 4,754,198 BACs, Series 33 consists of 1,301 investors holding 2,636,533 BACs, Series 34 consists of 1,785 investors holding 3,529,319 BACs, Series 35 consists of 1,718 investors holding 3,300,463 BACs, Series 36 consists of 1,038 investors holding 2,106,837 BACs, Series 37 consists of 1,166 investors holding 2,512,500 BACs, Series 38 consists of 1,248 investors holding 2,543,100 BACs, Series 39 consists of 1,020 investors holding 2,292,152 BACs, Series 40 consists of 1,124 investors holding 2,630,256 BACs, Series 41 consists of 1,418 investors holding 2,891,626 BACs, Series 42 consists of 1,266 investors holding 2,744,262 BACs, Series 43 consists of 1,686 investors holding 3,637,987 BACs and Series 44 consists of 833 investors holding 1,708,836 BACs at March 31, 2003

	(c)	Dividend history and restriction
The Assignor Limited Partner has no revenues and there will be no distributions of dividends.

Item 6. Selected Financial Data

The Assignor Limited Partner has no operational history.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Assignor Limited Partner has no operational history and capital needs.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III
Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder, officer and director is:

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on the Executive Committees of the National Housing Conference and the National Multi Housing Council. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C. Mr. Manning is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e) None

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2003, 75,662,578 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs.

	(b)	Security ownership of management.

100% owned by John Manning

	(c)	Changes in control.

None

Item 13.		Certain Relationships and Related Transactions

	(a)	Transactions with management and others.

None

	(b)	Certain business relationships.

None.

	(c)	Indebtedness of management.

None.

	(d)	Transactions with promoters.

Not applicable.

Item 14.		Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

none

	(b)	Changes in Internal Controls
none

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

BCTC IV Assignor Corp.; filed herein as exhibit 13
Independent Auditors' Report

Balance Sheet, December 31, 2003

Notes to Balance Sheet, December 31, 2003

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Reports on Form 8-K

None

(c) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a. Articles of Incorporation of BCTC IV Assignor Corp.
(Incorporated by reference from Exhibit 3 to the
Fund's Registration Statement No. 33-70564 on Form S-11 as
filed with the Securities and Exchange Commission on October 19,
1993.

Exhibit No. 10 - Material contracts.

a. Beneficial Assignee Certificate. (Incorporated by reference from
Exhibit 10A to the Fund's Registration Statement No. 33-70564 on
Form S-11 as filed with the Securities and Exchange Commission on
October 19, 1993

Exhibit No. 13 - Financial Statements.

a. Audited Financial Statement of BCTC IV Assignor Corp., Filed herein.

Exhibit No. 28 - Additional exhibits.

none

Exhibit No. 99 - Additional exhibits.

Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC IV Assignor Corp.

Date: August 25, 2003	By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 25, 2003	/s/ John P. Manning	Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

I, John P. Manning, certify that:

  I have reviewed this annual report on Form 10-K of BCTC IV Assignor Corp. (the "Assignor");

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

  The Assignor's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Assignor, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the Assignor's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report; and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Assignor's other certifying officer and I have disclosed, based on our most recent evaluation, to the Assignor's auditors and the audit committee of the Assignor's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Assignor's ability to record, process, summarize and report financial data and have identified for the Assignor's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Assignor's internal controls; and

  The Assignor's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 25, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), BCTC IV
Assignor Corp.;