Form 10-Q
period 2003-09-30
BCTC IV ASSIGNOR CORP
filed 2003-11-20
CIK 1003815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-Q or any amendment to this Form 10-Q.

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, III	Form 10-Q of Boston Capital Tax Credit Fund IV LP dated September 30, 2003, as supplemented

BCTC IV ASSUGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Business
Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 4.	Evaluation of Disclosure and Procedures

PART II
Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I

BCCTC IV Assignor Corp.

Balance Sheet

September 30, 2003

ASSETS

Investment in limited partnership (note B)	$ 100

LIABILITY AND STOCKHOLDERS' EQUITY

Subscription payable	$ 100

Stockholders' equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share	1,000

Less: subscription receivable	(1,000)

$ 100

NOTE A - ORGANIZATION

BCTC IV Assignor Corp. (the "Corporation") was organized on October 12, 1993 under the laws of the State of Delaware to act as the assignor limited partner of, and to acquire and hold a limited partnership interest in, Boston Capital Tax Credit Fund IV L.P. (the "Limited Partnership"). The Corporation will assign units of beneficial interest in its limited partnership interest to persons who purchase Beneficial Assignee Certificates (BACs), on the basis of one unit of beneficial interest for each BAC. The Corporation will not have any interest in profits, losses or distributions on its own behalf.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, "Consolidated Financial Statements", which provides new accounting guidance on when to consolidate a variable interest, as defined in FIN 46, in another entity. FIN 46 applies to variable interests in variable interest entities acquired after January 31, 2003. For nonpublic entities, such as the Corporation, FIN 46 should be implemented no later than December 31, 2004. The Management is in the process of analyzing FIN 46 to determine the impact, if any, on the Corporation's financial statements. Management has not yet made any determination of the potential impact FIN 46 might have on the Corporation's current accounting for its investments in the Limited Partnership or whether any of those investments might be required to be consolidated.

NOTE B - INVESTMENT IN LIMITED PARTNERSHIP

On October 12, 1993, the Corporation was admitted as the assignor limited partner in Boston Capital Tax Credit Fund IV L.P. The Limited Partnership was formed to invest in real estate by acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly-constructed, existing or rehabilitated low-income apartment complexes.

Item 2. Business

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BAC's for sale to the public became effective. On July 24, 2002 an amendment to Form S-11, which registered an additional 4,000,000 BACs for sale to the public in one or more series became effective. On July 1, 2003 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series became effective.

As of September 30, 2003, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44 and Series 45 for 80,670,082 BAC's representing capital contributions of $806,367,900.

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

As of September 30, 2003 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 23 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 21 Operating Partnerships on behalf of Series 43, 8 Operating Partnerships on behalf of Series 44 and 14 Operating Partnerships on behalf of Series 45.

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

Employees

The Assignor Limited Partner does not have any employees and does not perform any services.

Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Assignor Limited Partner has no operational history and capital needs.

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC IV Assignor Corp.

Date: November 20, 2003	By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 20, 2003	/s/ John P. Manning	Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning