Form 10-K/A
period 2003-12-31
BCTC IV ASSIGNOR CORP
filed 2005-03-10
CIK 1003815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

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

BCTC IV Assignor Corp.

Date: March 10, 2005	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 10, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC IV Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 10, 2005	/s/ Marc N. Teal	(Principal Financial Officer), BCTC IV Assignor Corp.
Marc N. Teal