Form 10-K
period 2004-12-31
BCTC IV ASSIGNOR CORP
filed 2005-03-31
CIK 1003815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

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

BCTC IV ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 2, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. As of December 31, 2004, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of December 31, 2004, the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 23 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 22 Operating Partnerships on behalf of Series 43, 8 Operating Partnerships on behalf of Series 44, 26 Operating Partnerships on behalf of Series 45 and 12 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.
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
As of December 31, 2004, the Assignor Limited Partner has 43,837 BAC holders for an aggregate of 83,651,080 BACs.

The BACs were issued in series. Series 20 consists of 2,341
investors holding 3,866,700 BACs, Series 21 consists of 1,179 investors holding 1,892,700 BACs, Series 22 consists of 1,639 investors holding 2,564,400 BACs, Series 23 consists of 2,109 investors holding 3,336,727 BACs, Series 24 consists of 1,296 investors holding 2,169,878 BACs, Series 25 consists of 1,779 investors holding 3,026,109 BACs, Series 26 consists of 2,342 investors holding 3,995,900 BACs, Series 27 consists of 1,359 investors holding 2,460,700 BACs, Series 28 consists of 2,085 investors holding 4,000,738 BACs, Series 29 consists of 2,272 investors holding 3,991,800 BACs, Series 30 consists of 1,388 investors holding 2,651,000 BACs, Series 31 consists of 2,202 investors holding 4,417,857 BACs, Series 32 consists of 2,359 investors holding 4,754,198 BACs, Series 33 consists of 1,314 investors holding 2,636,533 BACs, Series 34 consists of 1,795 investors holding 3,529,319 BACs, Series 35 consists of 1,741 investors holding 3,300,463 BACs, Series 36 consists of 1,045 investors holding 2,106,837 BACs, Series 37 consists of 1,175 investors holding 2,512,500 BACs, Series 38 consists of 1,257 investors holding 2,543,100 BACs, Series 39 consists of 1,023 investors holding 2,292,152 BACs, Series 40 consists of 1,132 investors holding 2,630,256 BACs, Series 41 consists of 1,435 investors holding 2,891,626 BACs, Series 42 consists of 1,271 investors holding 2,744,262 BACs, Series 43 consists of 1,702 investors holding 3,637,987 BACs, Series 44 consists of 1,309 investors holding 2,701,973 BACs, Series 45 consists of 1,847 investors holding 4,014,367 BACs and Series 46 consists of 1,441 investors holding 2,980,998 BACS at December 31, 2004.

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

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director is:

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

The Assignor Limited Partner's two officers are Mr. Manning as Principal Executive Officer and Marc N. Teal as Principal Financial Officer. Mr. Teal's biographical information is as follows:

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.
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

As of December 31, 2004, 83,651,080 BACs had been issued. The following series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series:

Series 20 6.32%

Series 22 7.03%

Series 23 6.11%

Series 24 6.18%

Series 26 6.22%

Series 27 5.92%

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

Audit Fees $0

Audit-related Fees $0

Tax Fees $0

All Other Fees $0

TOTAL $0

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant's independent auditors are pre-approved by John P. Manning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13

BCTC IV Assignor Corp.; filed herein as Exhibit 13
Report of Independent Registered Public Accounting Firm

Balance Sheet, December 31, 2004

Notes to Balance Sheet, December 31, 2004

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

BCTC IV Assignor Corp.

Date: March 31, 2005	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 31, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC IV Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 31, 2005	/s/ Marc N. Teal	(Principal Financial Officer), BCTC IV Assignor Corp.
Marc N. Teal