Form 10-K
period 2005-12-31
BCTC IV ASSIGNOR CORP
filed 2006-03-31
CIK 1003815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

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

BCTC IV ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 2, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. As of December 31, 2005, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of December 31, 2005, the Fund had invested in 23 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 23 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 22 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 31 Operating Partnerships on behalf of Series 45 and 14 Operating Partnerships on behalf of Series 46.

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
As of December 31, 2005, the Assignor Limited Partner has 43,274 BAC holders for an aggregate of 83,651,080 BACs.

The BACs were issued in series. Series 20 consists of 2,341
investors holding 3,866,700 BACs, Series 21 consists of 1,181 investors holding 1,892,700 BACs, Series 22 consists of 1,633 investors holding 2,564,400 BACs, Series 23 consists of 2,101 investors holding 3,336,727 BACs, Series 24 consists of 1,297 investors holding 2,169,878 BACs, Series 25 consists of 1,784 investors holding 3,026,109 BACs, Series 26 consists of 2,307 investors holding 3,995,900 BACs, Series 27 consists of 1,335 investors holding 2,460,700 BACs, Series 28 consists of 2,045 investors holding 4,000,738 BACs, Series 29 consists of 2,236 investors holding 3,991,800 BACs, Series 30 consists of 1,358 investors holding 2,651,000 BACs, Series 31 consists of 2,110 investors holding 4,417,857 BACs, Series 32 consists of 2,323 investors holding 4,754,198 BACs, Series 33 consists of 1,276 investors holding 2,636,533 BACs, Series 34 consists of 1,723 investors holding 3,529,319 BACs, Series 35 consists of 1,687 investors holding 3,300,463 BACs, Series 36 consists of 1,013 investors holding 2,106,837 BACs, Series 37 consists of 1,142 investors holding 2,512,500 BACs, Series 38 consists of 1,214 investors holding 2,543,100 BACs, Series 39 consists of 1,001 investors holding 2,292,152 BACs, Series 40 consists of 1,116 investors holding 2,630,256 BACs, Series 41 consists of 1,448 investors holding 2,891,626 BACs, Series 42 consists of 1,283 investors holding 2,744,262 BACs, Series 43 consists of 1,708 investors holding 3,637,987 BACs, Series 44 consists of 1,317 investors holding 2,701,973 BACs, Series 45 consists of 1,851 investors holding 4,014,367 BACs and Series 46 consists of 1,444 investors holding 2,980,998 BACS at December 31, 2005.

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

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director is:

John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, the general partner of Boston Capital Holdings Limited Partnership (''Boston Capital'') which owns 100% of our advisor and 66.66% of the dealer-manager. As founding CEO of Boston Capital Corporation, Mr. Manning's primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1989 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. From 1992-1993 he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1994, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premier committee comprised of major corporate CEOs that advise the President in matters of foreign trade and commerce. In 2003, Mr. Manning was appointed by Boston Mayor Tom Menino to the Mayor's Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston, where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Marc N. Teal, age 42, has been Senior Vice President and Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. In his current role as Chief Financial Officer, he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Mr. Teal has more than 18 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science in Accountancy from Bentley College and received a Masters in Finance from Suffolk University.
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

As of December 31, 2005, 83,651,080 BACs had been issued. The following series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series:

Series 20 6.88%

Series 21 5.37%

Series 22 8.24%

Series 23 6.50%

Series 24 6.54%

Series 25 5.84%

Series 26 7.46%

Series 27 8.31%

Series 28 6.98%

Series 29 5.87%

Series 30 6.20%

Series 32 5.54%

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

Fees paid to the registrant's independent auditors for Fiscal 2005 were comprised of the following:

Audit Fees $1,700

Audit-related Fees -

Tax Fees -

All Other Fees -

TOTAL $1,700

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

Balance Sheet, December 31, 2005

Notes to Balance Sheet, December 31, 2005

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

Exhibit No. 3 - Organization Documents.

a. Articles of Incorporation of BCTC IV Assignor Corp.
(Incorporated by reference from Exhibit 3 to the
Fund's Registration Statement No. 33-70564 on Form S-11 as
filed with the Securities and Exchange Commission on October 19,
1993.)

Exhibit No. 10 - Material contracts.

a. Beneficial Assignee Certificate. (Incorporated by reference from
Exhibit 10A to the Fund's Registration Statement No. 33-70564 on
Form S-11 as filed with the Securities and Exchange Commission on
October 19, 1993)

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

BCTC IV Assignor Corp.

Date: March 31, 2006	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 31, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC IV Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 31, 2006	/s/ Marc N. Teal	(Principal Financial Officer), BCTC IV Assignor Corp.
Marc N. Teal