Form 10-Q/A
period 2006-09-30
BCTC IV ASSIGNOR CORP
filed 2006-11-14
CIK 1003815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Signatures

EXPLANATORY NOTE

This quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. This amendment is being filed solely for the purpose of including Item 6 of Part II the Exhibits 31 and 32, as they were not included in the original filing. No other changes to the Original 10-Q Report have been made.

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