Form 10-K
period 2017-12-31
BCTC IV ASSIGNOR CORP
filed 2018-03-16
CIK 1003815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

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

DOCUMENTS INCORPORATED BY REFERENCE

None

BCTC IV ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2017

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 2, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. As of December 31, 2017, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of December 31, 2017, the Fund has investments in 2 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 3 Operating Partnerships on behalf of Series 22, 3 Operating Partnerships on behalf of Series 23, 6 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 9 Operating Partnerships on behalf of Series 26, 3 Operating Partnerships on behalf of Series 27, 5 Operating Partnerships on behalf of Series 28, 8 Operating Partnerships on behalf of Series 29, 6 Operating Partnerships on behalf of Series 30, 8 Operating Partnerships on behalf of Series 31, 6 Operating Partnerships on behalf of Series 32, 4 Operating Partnerships on behalf of Series 33, 4 Operating Partnerships on behalf of Series 34, 2 Operating Partnerships on behalf of Series 35, 3 Operating Partnerships on behalf of Series 36, 1 Operating Partnership on behalf of Series 37, 4 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 9 Operating Partnerships on behalf of Series 40, 14 Operating Partnerships on behalf of Series 41, 13 Operating Partnerships on behalf of Series 42, 18 Operating Partnerships on behalf of Series 43, 7 Operating Partnerships on behalf of Series 44, 27 Operating Partnerships on behalf of Series 45 and 14 Operating Partnerships on behalf of Series 46.

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
As of December 31, 2017 the Fund has 41,784 BAC holders for an aggregate of 83,651,080 BACs.

The BACs were issued in series. Series 20 consists of 2,241
investors holding 3,866,700 BACs, Series 21 consists of 1,143 investors holding 1,892,700 BACs, Series 22 consists of 1,596 investors holding 2,564,400 BACs, Series 23 consists of 2,081 investors holding 3,336,727 BACs, Series 24 consists of 1,261 investors holding 2,169,878 BACs, Series 25 consists of 1,728 investors holding 3,026,109 BACs, Series 26 consists of 2,245 investors holding 3,995,900 BACs, Series 27 consists of 1,295 investors holding 2,460,700 BACs, Series 28 consists of 1,994 investors holding 4,000,738 BACs, Series 29 consists of 2,165 investors holding 3,991,800 BACs, Series 30 consists of 1,309 investors holding 2,651,000 BACs, Series 31 consists of 2,014 investors holding 4,417,857 BACs, Series 32 consists of 2,212 investors holding 4,754,198 BACs, Series 33 consists of 1,213 investors holding 2,636,533 BACs, Series 34 consists of 1,666 investors holding 3,529,319 BACs, Series 35 consists of 1,637 investors holding 3,300,463 BACs, Series 36 consists of 995
investors holding 2,106,837 BACs, Series 37 consists of 1,106 investors holding 2,512,500 BACs, Series 38 consists of 1,174 investors holding 2,543,100 BACs, Series 39 consists of 975
investors holding 2,292,152 BACs, Series 40 consists of 1,080 investors holding 2,630,256 BACs, Series 41 consists of 1,343 investors holding 2,891,626 BACs, Series 42 consists of 1,203 investors holding 2,744,262 BACs, Series 43 consists of 1,628 investors holding 3,637,987 BACs, Series 44 consists of 1,270 investors holding 2,701,973 BACs, Series 45 consists of 1,805 investors holding 4,014,367 BACs and Series 46 consists of 1,405 investors holding 2,980,998 BACS at December 31, 2017.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Financial Officer have concluded that as of and for the year ended December 31, 2017, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Assignor Limited Partner's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Assignor Limited Partner's internal control over financial reporting was effective as of December 31, 2017.

(c)	Changes in Internal Controls

There were no changes in the Assignor Limited Partner's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Assignor Limited Partner's internal control over financial reporting.

PART III
Item 10.	Directors and Executive Officers of the Assignor Limited Partnership

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director, and its executive officers are:

John P. Manning, age 69, is one of the two original founders of Boston Capital Corporation, which was formed in 1974. From its beginning, Boston Capital's goal was to focus on providing equity investment capital for the development of apartment properties throughout the country. Under Mr. Manning's leadership as CEO for the past 44 years, Boston Capital has grown into one of the largest owners/investors in apartment properties in the United States. Through a number of affiliated partnerships, Boston Capital's present portfolio is comprised of approximately 1,556 properties with an original development cost in excess of $18.7 billion. These properties are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. As CEO of Boston Capital, Mr. Manning continues to oversee the company's business development goals. Capitalizing on its core competencies of tax credit investment underwriting, those business development goals include an expansion of investment capital for market rate real estate investment as well as providing mortgage financing for a limited and exclusive number of property acquisitions. Mr. Manning is a recognized leader in the housing and real estate industries, and has served on the boards of a number of national housing organizations and governmental commissions. In 1997, President Clinton appointed Mr. Manning to the President's Export Council, a board comprised primarily of Fortune 500 CEOs that advised the President on government policies and programs that affect U.S. trade performance. He was also a Presidential appointee to the President's Advisory Committee on the Arts. Mr. Manning serves on the boards of numerous organizations and charities including The Alliance for Business Leadership and the American Ireland Fund. Mr. Manning is also a member of the Board of Directors of Liberty Mutual Group, the parent company of Liberty Mutual Insurance Company, and sits on Liberty Mutual's investment and compensation committees. Mr. Manning is a graduate of Boston College.

Marc N. Teal, age 54, oversees the operational accounting, including financial and SEC reporting, budgeting, audit and tax for Boston Capital, its affiliated entities and all Boston Capital-sponsored programs. He is also responsible for the additional oversight of internal audit, regulatory and housing compliance and information technology. Mr. Teal manages Boston Capital's banking and borrowing relationships and directs the treasury management of all working capital reserves. He previously served as Director of Accounting and prior to that served as Vice President of Partnership Accounting. Mr. Teal has more than 27 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal held various positions with Cabot, Cabot & Forbes, a multifaceted real estate company and Liberty Real Estate Corp. He received a BS in Accountancy from Bentley University and a Masters in Finance from Suffolk University.

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

As of December 31, 2017, 83,651,080 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

	Series 21	6.14%
	Series 22	8.69%
	Series 23	6.79%
	Series 26	8.63%
	Series 27	9.30%
	Series 28	6.31%
	Series 32	5.93%
	Series 41	9.73%
	Series 42	6.85%
	Series 43	7.36%
	Series 44	7.35%
	Series 45	5.28%
	Series 46	7.11%

As of December 31, 2017, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

	Series 20	6.49%
	Series 25	6.90%

As of December 31, 2017, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

	Series 33	6.84%
	Series 34	7.78%
	Series 35	6.68%
	Series 36	5.43%
	Series 37	7.42%
	Series 38	7.81%
	Series 39	7.43%
	Series 40	5.32%

	(b)	Security ownership of management.

100% owned by John P. Manning

	(c)	Changes in control.

None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.		Certain Relationships and Related Transactions, and Director Independence

	(a)	Transactions with management and others.

None

	(b)	Certain business relationships.

None

	(c)	Indebtedness of management.

None

	(d)	Transactions with promoters.
Not applicable.
The registrant has no independent directors.
Item 14.		Principal Accountant Fees and Services

Fees paid to the registrant's independent auditors for Fiscal Year 2017 were comprised of the following:

Audit Fees $8,030

Audit-related Fees -

Tax Fees -

All Other Fees -

TOTAL $8,030

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

Balance Sheets, December 31, 2017 and 2016

Notes to Balance Sheets, December 31, 2017 and 2016

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a. Articles of Incorporation of BCTC IV Assignor Corp.
(Incorporated by reference from Exhibit 3 to the
Fund's Registration Statement No. 33-70564 on Form S-11 as
filed with the Securities and Exchange Commission on October 19,
1993.) (Filed on paper - hyperlink not required pursuant to Rule
105 of Regulation S-T.)

Exhibit No. 10 - Material contracts.

a. Beneficial Assignee Certificate. (Incorporated by reference from
Exhibit 10A to the Fund's Registration Statement No. 33-70564 on
Form S-11 as filed with the Securities and Exchange Commission on
October 19, 1993) (Filed on paper - hyperlink not required
pursuant to Rule 105 of Regulation S-T.)

Exhibit No. 13 - Financial Statements.

a. Audited Financial Statement of BCTC IV Assignor Corp. filed herein.

BCTC IV ASSIGNOR CORP 2017 F/S

Exhibit No. 28 - Additional exhibits.

None

Exhibit No. 31 Certification 302
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein BCTC IV ASSIGNOR CORP CERT 302
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein BCTC IV ASSIGNOR CORP CERT 302

Exhibit No. 32 Certification 906
Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein BCTC IV ASSIGNOR CORP CERT 906
Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein BCTC IV ASSIGNOR CORP CERT 906

101. The following materials from the BCTC IV Assignor Corp. Annual Report on Form 10-K for the period ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets and (ii) related notes, furnished herewith

Item 16.	Form 10-K Summary Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC IV Assignor Corp.

Date: March 16, 2018	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 16, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC IV Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 16, 2018	/s/ Marc N. Teal	(Principal Financial Officer), BCTC IV Assignor Corp.
Marc N. Teal