Form 10-Q
period 2021-06-30
BCTC IV ASSIGNOR CORP
filed 2021-08-12
CIK 1003815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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

BCTC IV ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2021

PART I

BCTC IV Assignor Corp.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

INVESTMENT IN OPERATING
PARTNERSHIP (Note B)	$100	$100
	$100	$100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Subscription payable	$100	$100
	100	100

Stockholder's equity

Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)
	—	—
	$100	$100

The accompanying notes are an integral part of this condensed statement.

NOTE A - ORGANIZATION

BCTC IV Assignor Corp., a Delaware corporation (the “Corporation”), was organized on October 12, 1993 to act as the assignor limited partner of BF Garden Tax Credit Fund IV L.P. (formerly known as Boston Capital Tax Credit Fund IV L.P.), a Delaware limited partnership (the “Limited Partnership”), and does not engage in any other business. Units of beneficial interest in the limited partnership interest of the Corporation in the Limited Partnership have been assigned by the Corporation by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 11, 2020, Boston Capital Corporation (“BCC”), Boston Capital Companion Limited Partnership (“Companion”), an affiliate of BCC, and certain other affiliates of BCC entered into a definitive agreement with Boston Financial Investment Management, LP (“BFIM”) and BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of BFIM (together with BFIM, the “BFIM Parties”) pursuant to which the BFIM Parties agreed to acquire 100% of the partnership interests in Companion. Effective as of December 15, 2020, the BFIM Parties, through the acquisition of Companion, acquired, among other things, 100% of the issued and outstanding common stock of the Corporation, and 100% of the partnership interests in BF Garden Associates IV Limited Partnership (formerly known as Boston Capital Associates IV Limited Partnership), the general partner of the Limited Partnership. In connection with these transactions, the name of Companion was changed to BF Garden Companion Limited Partnership.

Effective as of December 15, 2020, Companion replaced John P. Manning as the sole owner of the Assignor Limited Partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC BFIM, replaced Boston Capital Partners II Corporation as the general partner of Companion, and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion.

A Registration Statement on Form S-11 and the related prospectus, were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 2, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. As of June 30, 2021, subscriptions had been received and accepted by the general partner of the Limited Partnership in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

The Limited Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Limited Partnership invests will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended (the “Code”)(the “Federal Housing Tax Credit”), and provide tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Limited Partnership has invested are receiving rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Limited Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complex.

As of June 30, 2021, the Limited Partnership had invested in 0 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 0 Operating Partnerships on behalf of Series 22, 0 Operating Partnerships on behalf of Series 23, 0 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 1 Operating Partnership on behalf of Series 26, 0 Operating Partnerships on behalf of Series 27, 0 Operating Partnerships on behalf of Series 28, 2 Operating Partnerships on behalf of Series 29, 0 Operating Partnerships on behalf of Series 30, 0 Operating Partnerships on behalf of Series 31, 1 Operating Partnership on behalf of Series 32, 1 Operating Partnership on behalf of Series 33, 1 Operating Partnerships on behalf of Series 34, 0 Operating Partnerships on behalf of Series 35, 0 Operating Partnerships on behalf of Series 36, 0 Operating Partnerships on behalf of Series 37, 0 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 0 Operating Partnerships on behalf of Series 40, 2 Operating Partnerships on behalf of Series 41, 2 Operating Partnerships on behalf of Series 42, 0 Operating Partnerships on behalf of Series 43, 2 Operating Partnerships on behalf of Series 44, 8 Operating Partnerships on behalf of Series 45 and 9 Operating Partnerships on behalf of Series 46.

The primary business objectives of the Limited Partnership are to:

(1)

provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Limited Partnership’s capital and provide capital appreciation and cash distributions through increases in value of the Limited Partnership’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Limited Partnership’s investment in non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make sales desirable and if sales are permitted by government restrictions.

The Corporation has no operational history or capital needs.

Employees

The Corporation does not have any employees and does not perform any services.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Corporation, carried out an evaluation of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Corporation’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Corporation’s management, including the Corporation’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

Not Applicable

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

101. The following materials from the BCTC IV Assignor Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, filed herein

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC IV Assignor Corp.

Date: August 12, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 12, 2021	/s/ Gregory Voyentzie	Director, President
	Gregory Voyentzie	(Principal Executive Officer), BCTC IV Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 12, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting
	Marie Reynolds	and Financial Officer), BCTC IV Assignor Corp.