Form 10-K
period 2023-12-31
BCTC IV ASSIGNOR CORP
filed 2024-03-22
CIK 1003815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

DOCUMENTS INCORPORATED BY REFERENCE

None

BCTC IV ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2023

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002 an amendment to Form S– 11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 2, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. As of December 31, 2023, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of December 31, 2023, the Fund has investments in 0 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 0 Operating Partnerships on behalf of Series 22, 0 Operating Partnerships on behalf of Series 23, 0 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 0 Operating Partnerships on behalf of Series 26, 0 Operating Partnerships on behalf of Series 27, 0 Operating Partnerships on behalf of Series 28, 0 Operating Partnerships on behalf of Series 29, 0 Operating Partnerships on behalf of Series 30, 0 Operating Partnerships on behalf of Series 31, 0 Operating Partnerships on behalf of Series 32, 0 Operating Partnerships on behalf of Series 33, 1 Operating Partnership on behalf of Series 34, 0 Operating Partnerships on behalf of Series 35, 0 Operating Partnerships on behalf of Series 36, 0 Operating Partnerships on behalf of Series 37, 0 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 0 Operating Partnerships on behalf of Series 40, 0 Operating Partnerships on behalf of Series 41, 0 Operating Partnerships on behalf of Series 42, 0 Operating Partnerships on behalf of Series 43, 0 Operating Partnerships on behalf of Series 44, 0 Operating Partnerships on behalf of Series 45 and 2 Operating Partnerships on behalf of Series 46.

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

Item 1C.        Cybersecurity Disclosure

As an externally managed company, our day-to-day operations are managed by BFIM, under the supervision and with the participation of the Principal Executive Officer and Principal Accounting and Financial Officer. Our business is highly dependent on the communications and information systems of BFIM, its affiliates and third-party service providers. BFIM is an affiliate of ORIX Corporation USA ("ORIX USA"), a diversified financial company and a subsidiary of ORIX Corporation ("ORIX") and participates in and is subject to ORIX USA's cybersecurity program. Accordingly, we rely and BFIM relies on ORIX USA and its cybersecurity risk management program to identify, assess and manage material risks to our business from cybersecurity threats.

To date, Cybersecurity threats, including any previous Cybersecurity incidents, have not had a material impact nor, are they anticipated to significantly affect the Assignor Limited Partner, including our business strategy, results of operations or financial condition.

Cybersecurity Governance

The Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Accounting and Financial Officer, is responsible for directing and overseeing our risk management. The Principal Executive Officer and Principal Accounting and Financial Officer administers this oversight function directly. In particular, the Principal Executive Officer and Principal Accounting and Financial Officer has the responsibility to consider and discuss our major financial risk exposures and the steps BFIM takes, or is required to take, to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Principal Executive Officer and Principal Accounting and Financial Officer also monitors compliance with legal and regulatory requirements.

BFIM is responsible for identifying, assessing, and managing the Assignor Limited Partner’s material risks from cybersecurity threats. BFIM relies on ORIX USA and the ORIX USA information and security team, including the ORIX USA CIO, to provide us with a comprehensive cybersecurity risk management program.

Periodically, at least annually, ORIX USA's CIO and/or other members of the ORIX USA information and cybersecurity team will present to BFIM on various topics relating to ORIX USA's technology risks, including ORIX USA's cybersecurity program (including the results of cybersecurity tabletop exercises) , cybersecurity issues (including those relating to data protection, insider threats, regulatory changes and geopolitical cyber threat management) and risk management (including the results of periodic technology audits).

Cybersecurity Risk Management and Strategy

ORIX USA has a Chief Information Officer (the "ORIX USA CIO"), who leads an information and cybersecurity team (the "ORIX USA information and cybersecurity team") responsible for managing information security at ORIX USA's asset management business, including its Cybersecurity strategy and program, which encompasses annual employee training about Cybersecurity risks and new employee onboarding about ORIX USA's security policies. The ORIX USA information and cybersecurity team's responsibilities cover three main areas: (i) operations and engineering, (ii) threat detection and response, and (iii) governance. The team comprises members with diverse and relevant skill sets and expertise. The ORIX USA CIO leads the cybersecurity team with over twenty years of experience at ORIX USA and prior experience as a principal with a large management consulting firm. This team has developed a program aligned with the NIST CSF framework, emphasizing training and development, with team members holding industry-recognized certifications complemented by industry-recognized third-party providers for threat and incident management.

ORIX USA employs a 'defense in depth' cybersecurity strategy and program based on the NIST Cybersecurity Framework, which includes multiple layers of security policies, protections, and controls designed to safeguard the confidentiality, integrity, and availability of infrastructure, network and information assets from malware and threats. This includes the deployment of firewalls, email protection technologies and web gateway, antivirus, and endpoint detection and response ("EDR") systems.

Our firewalls (intrusion detection systems and intrusion prevention systems) are designed to secure the organization's perimeter complemented by an antivirus and EDR platform designed to detect malware and threats on systems. Web application firewalls are designed to protect external facing applications, while our email security gateway utilizes machine learning and multilayered detection techniques designed to filter malicious emails.

Mobile device management software monitors security events via a Security Information and Event Management platform, managed by a detection and response provider. Mobile device management software is employed with the objective of protecting corporate email and data on mobile devices and is designed to prevent unauthorized data transfer.

ORIX USA maintains a Cybersecurity incident response capability that includes detailed policies, plans and modular run books and maps designed around different types of Cyber Incidents. The plan and run books are tested annually through Cybersecurity tabletop simulations where incident response technical, and executive team members go through real-world scenarios focused on current Cyber threats. ORIX USA’s Cybersecurity incident response plan provides for escalation of identified Cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of Cybersecurity threats and incidents, assessment of Cybersecurity risk profile or certain newly identified risks relevant to our company, and evaluation of the adequacy of our Cybersecurity program, including risk mitigation, compliance and controls. ORIX USA has established a notification decision framework to determine when the notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notification to different recipient groups, including BFIM and the Principal Executive Officer and Principal Accounting and Financial Officer of the Assignor Limited Partner.

Item 2.           Properties

The Assignor Limited Partner has no properties.

Item 3.          Legal Proceedings

None

Item 4.          Mine Safety Disclosures

Not Applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Assignor Limited Partner is a corporation with 1,000 shares of common stock, all of which are owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership. There will not be any established public trading market for the shares as they have not been registered under the Securities Act of 1933.There is no established trading market for the BACs.

(b)	Approximate number of security holders

As of December 31, 2023 the Fund had 41,605 BAC holders for an aggregate of 83,651,080 BACs outstanding.

The BACs were issued in series. Series 20 consists of 2,240

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

investors holding 3,300,463 BACs, Series 36 consists of 988

investors holding 2,106,837 BACs, Series 37 consists of 1,106 investors holding 2,512,500 BACs, Series 38 consists of 1,167 investors holding 2,543,100 BACs, Series 39 consists of 975

investors holding 2,292,152 BACs, Series 40 consists of 1,076 investors holding 2,630,256 BACs, Series 41 consists of 1,341 investors holding 2,891,626 BACs, Series 42 consists of 1,186 investors holding 2,744,262 BACs, Series 43 consists of 1,631 investors holding 3,637,987 BACs, Series 44 consists of 1,263 investors holding 2,701,973 BACs, Series 45 consists of 1,818 investors holding 4,014,367 BACs and Series 46 consists of 1,406 investors holding 2,980,998 BACS at December 31, 2023.

(c)	Dividend history and restriction

The Assignor Limited Partner has no revenues and there will be no distributions of dividends. The Assignor Limited Partner did not repurchase any BACs during the quarter ended December 31, 2023.

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

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Accounting and Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Accounting and Financial Officer has concluded that as of December 31, 2023, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

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

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Assignor Limited Partner’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Assignor Limited Partner’s internal control over financial reporting was effective as of December 31, 2023.

(c)	Changes in Internal Controls

There were no changes in the Assignor Limited Partner’s internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Assignor Limited Partner’s internal control over financial reporting.

Item 9B.      Other Information

During the three months ended December 31, 2023, neither the Principal Executive Officer nor the Principal Accounting and Financial Officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Assignor Limited Partner’s sole shareholder, director, and executive officer is:

Marie Reynolds, age 57, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 29 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

(f)	Involvement in certain legal proceedings.

None

(g)	Promoters and control persons.

None

(h) and (i)

BF Garden Companion Limited Partnership, a Delaware limited partnership formerly known as Boston Capital Companion Limited Partnership, is the registrant’s sole shareholder. Marie Reynolds is the registrant’s principal executive officer and sole director and accordingly the registrant has no audit committee or audit committee financial committee expert and has not adopted a code of ethics. The code of ethics of Boston Financial Investment Management, LP applies to the principal executive officer and director of the registrant and will be provided without charge to any person who requests it. Such request should be directed to the registrant at c/o Boston Financial Investment Management, LP, Attention: Investor Services Group, 225 Franklin Street, 28th Floor Boston, Massachusetts 02110. The registrant is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

Item 11.       Executive Compensation

(a), (b), (c), (d) and (e)

None

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of December 31, 2023, 83,651,080 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.14%
Series 22	8.69%
Series 23	6.79%
Series 26	8.71%
Series 27	9.34%
Series 28	6.31%
Series 32	5.97%
Series 41	9.76%
Series 42	6.92%
Series 43	7.39%
Series 44	7.38%
Series 45	5.31%
Series 46	7.12%

As of December 31, 2023, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.49%
Series 25	6.90%

As of December 31, 2023, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

Not applicable.

The registrant has no independent directors.

Item 14.     Principal Accountant Fees and Services

Fees paid to the registrant’s independent auditors for Fiscal Year 2023 were comprised of the following:

Audit Fees	$9,700
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
TOTAL	$9,700

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant’s independent auditors are pre-approved by the registrant’s principal executive officer or principal accounting and financial officer.

Fees paid to the registrant’s independent auditors for Fiscal Year 2022 were comprised of the following:

Audit Fees	$9,300
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
TOTAL	$9,300

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant’s independent auditors are pre-approved by the registrant’s principal executive officer or principal accounting and financial officer.

PART IV

Item 15.     Exhibit and Financial Statement Schedules

(a) 1 & 2 Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13

BCTC IV Assignor Corp.; filed herein as Exhibit 13 Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2023 and 2022

Notes to Balance Sheets, December 31, 2023 and 2022

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

Exhibit No. 31 Certification 302

a.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

101.The following materials from the BCTC IV Assignor Corp. Annual Report on Form 10-K for the period ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, furnished herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

Item 16.     Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC IV Assignor Corp.

Date: March 22, 2024	By:	/s/ Marie Reynolds
Marie Reynolds
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

March 22, 2024	/s/ Marie Reynolds	Director, President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), BCTC IV Assignor Corp.
Marie Reynolds